Form 10-Q
period 1996-03-31
NATIONAL LEASE INCOME FUND 7 L P
filed 1996-05-15
CIK 835737

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-17716

                        NATIONAL LEASE INCOME FUND 7 L.P.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                  13-3473036
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                        NATIONAL LEASE INCOME FUND 7 L.P.

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1996


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        NATIONAL LEASE INCOME FUND 7 L.P.

                                 BALANCE SHEETS

                                                           March 31,     December 31,
                                                             1996            1995
                                                          -----------    -----------
 ASSETS

      Cash and cash equivalents .......................   $   597,395    $   875,344
      Leased equipment
         Accounted for under the financing method .....       125,560        251,308
         Accounted for under the operating method, net
             of accumulated depreciation of $1,667,414
             and $2,064,024 and allowance for equipment
             impairment of $524,247 and $562,764 ......        80,415        113,412
      Other receivables ...............................        27,893         24,424
      Accounts receivable .............................         3,886         22,640
                                                          -----------    -----------

         Total assets .................................   $   835,149    $ 1,287,128
                                                          ===========    ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Distributions payable ...........................   $   215,063    $   506,030
      Accounts payable and accrued expenses ...........        64,910         76,732
      Deferred income .................................         8,053          6,826
      Due to affiliates ...............................           660          5,488
                                                          -----------    -----------

                                                              288,686        595,076
                                                          -----------    -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (50,097 units issued
         and outstanding) .............................       757,000        901,133
      General partners' deficit .......................      (210,537)      (209,081)
                                                          -----------    -----------

         Total partners' equity .......................       546,463        692,052
                                                          -----------    -----------

                                                          $   835,149    $ 1,287,128
                                                          ===========    ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                            STATEMENTS OF OPERATlONS

                                                      For the three months ended
                                                                March 31,
                                                      --------------------------
                                                            1996          1995
                                                          --------      --------
Revenues
  Rental ...........................................      $192,364      $308,201
  Interest
    Other ..........................................         9,004        14,201
    Financing leases ...............................         4,176        14,748
  Other operating income ...........................            75          --
                                                          --------      --------

                                                           205,619       337,150
                                                          --------      --------

Costs and expenses
  Provision for equipment impairment ...............        75,000        90,000
  Depreciation .....................................        63,944       155,170
  General and administrative .......................        17,291        44 338
  Fees to affiliates ...............................        17,172        25,132
  Operating ........................................         1,923         3,277
                                                          --------      --------

                                                           175,330       317,917
                                                          --------      --------


                                                            30,289        19,233
                                                          --------      --------

Gain on disposition of equipment, net ..............        39,185        12,329
                                                          --------      --------


Net income .........................................      $ 69,474      $ 31,562
                                                          ========      ========

Net income attributable to
  Limited partners .................................      $ 68,779      $ 31,246
  General partners .................................           695           316
                                                          --------      --------

                                                          $ 69,474      $ 31,562
                                                          ========      ========


Net income per unit of limited partnership
  interest (50,097 units outstanding) ..............      $   1.37      $   0.62
                                                          ========      ========

See notes to financial statements

                        NATIONAL LEASE INCOME FUND 7 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                              Limited     General       Total
                                             Partners'   Partners'     Partners'
                                              Equity      Deficit       Equity
                                            ---------    ---------    ---------
Balance, January 1, 1996 ................   $ 901,133    $(209,081)   $ 692,052

Net income for the three months
     ended March 31, 1996 ...............      68,779          695       69,474

Distributions to partners for the three
     months ended March 31, 1996
     ($4.25 per limited partnership unit)    (212,912)      (2,151)    (215,063)
                                            ---------    ---------    ---------

Balance, March 31, 1996 .................   $ 757,000    $(210,537)   $ 546,463
                                            =========    =========    =========




See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                            STATEMENTS OF CASH FLOWS

                                                           For the three months ended
                                                                  March 31,
                                                           --------------------------
                                                              1996            1995
                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................   $    69,474    $    31,562
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Provision for equipment impairment .........        75,000         90,000
            Depreciation ...............................        63,944        155,170
            Gain on disposition of equipment, net ......       (39,185)       (12,329)
     Changes in assets and liabilities
        Other receivables ..............................        (3,469)        (1,289)
        Accounts receivable ............................        18,754         12,260
        Accounts payable and accrued expenses ..........       (11,822)       (16,707)
        Deferred income ................................         1,227         51,781
        Due to affiliates ..............................        (4,828)        (1,867)
                                                           -----------    -----------

               Net cash provided by operating activities       169,095        308,581
                                                           -----------    -----------

Cash flows from investing activities
     Proceeds from the disposition of equipment,
        including installment sales ....................        39,185         92,925
     Minimum lease payments received on financing
        leases, net of interest earned .................        19,801         72,055
     Other non-operating receipts ......................          --            9,980
                                                           -----------    -----------

               Net cash provided by investing activities        58,986        174,960
                                                           -----------    -----------

Cash flows from financing activities
     Distributions to partners .........................      (506,030)      (455,427)
                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents ...      (277,949)        28,114

Cash and cash equivalents, beginning of period .........       875,344      1,073,028
                                                           -----------    -----------

Cash and cash equivalents, end of period ...............   $   597,395    $ 1,101,142
                                                           ===========    ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, related footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 7 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         For operating leases, rental revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred. In addition, rental revenue received on leases that go beyond the firm term (lessee does not supply notice of termination or renewal as required by the lease) is recognized as earned. For the three months ended March 31, 1996 and 1995, rental revenue earned on a month-to-month basis comprised approximately 58% and 21%, respectively, of the total rental revenue recognized.

         For financing leases, unearned income is recognized as revenue over the respective lease term so as to produce a constant rate of return on the net investment.

         Leased equipment

         The cost of leased equipment represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method, over the estimated useful lives of such assets (five years for equipment for management information and electronic laser printing systems and eight years for telephone equipment, retail sales equipment, voice mail systems, transportation and related equipment).

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp., ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Fourth Group Partners, was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $6,955.

         The Partnership entered into a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $9,750 and $11,432 for the three months ended March 31, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement,

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         subject to increase after the limited partners have received certain specified minimum returns on their investment. For the three months ended March 31, 1996 and 1995, IREG earned Partnership management fees of $13,700, respectively.

         The general partners are entitled to 1% of distributable cash from operations, cash from sales or financings and cash from the equipment reserve account and, in general, an allocation of 1% of taxable net income or loss of the Partnership.

         During the operating and liquidating stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than the recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $212,912 and $2,151, respectively, at March 31, 1996, were paid in May 1996.

5        EQUIPMENT SALES - 1996

         During the three months ended March 31, 1996, the Partnership sold certain equipment for management information systems, which it had originally purchased for purchase prices aggregating $545,446 inclusive of associated acquisition fees, to various unaffiliated third parties for an aggregate sales price of $39,185. Such equipment had net carrying values aggregating $-0- (net of allowances for equipment impairment aggregating $103,017 provided for in prior periods with respect to such equipment) when sold.

6        DUE TO AFFILIATES

         The amount due to affiliates as of March 31, 1996 and December 31, 1995 represents the following:

                                                         March 31,     December 31,
                                                           1996            1995
                                                         ---------     ------------
Equipment management fees ......................          $  266          $2,516
Partnership management fees ....................             394           2,972
                                                          ------          ------

                                                          $  660          $5,488
                                                          ======          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $4.25 per unit of limited partnership interest totaling $215,063 for the quarter ended March 31, 1996, which represented cash from operations of $176,099 generated during the current quarter and sales of $38,964 during the current quarter. As of March 31, 1996, the Partnership had operating reserves of approximately $303,000 which was comprised of undistributed cash from operations, as well as general working capital reserves of $250,460.

         Although expense levels have been reduced, the Partnership anticipates that most of its administrative expenses (i.e. accounting and investor services including printing) are fixed and thus will not decrease significantly during the Partnership's future operating period. Other expenses such as insurance and fees to affiliates will decline during such period.

         As of March 31, 1996, the Partnership remained the owner of equipment originally purchased for an aggregate of approximately $3,492,000
         (inclusive of approximately $1,404,000 of equipment originally accounted for as financing leases) of which approximately $1,595,000 is leased on a month-to-month basis (on an original cost basis). Excluding rents on a month-to-month basis and renewals, the leases of equipment (subject to operating leases) with purchase prices aggregating approximately $706,000 and representing approximately 35% of the Partnership's monthly rentals generated during the quarter ended March 31, 1996, are scheduled to expire during the remainder of 1996, unless renewed or remarketed. The Partnership's anticipated cash from operations for the remainder of 1996, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon the remarketing success of the Partnership's equipment including any proceeds generated by the sale of the assets and requirements for operating reserves, if any.

         The Partnership provided additional allowances for equipment impairment of $75,000 to recognize the loss in value with respect to certain equipment remaining as of March 31, 1996, as well as certain leased equipment sold during the quarter ended March 31, 1996. The net carrying values above reflect such provisions.

         At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

         In April 1995, The Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by the Managing General Partner.

         On February 28, 1995 Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner upon the withdrawal of Fourth Group Partners, the former Associate General Partner.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

         The Partnership had no outstanding material commitments for equipment acquisitions as of March 31, 1996.

         Results of Operations

         Net income increased for the three months ended March 31, 1996 as compared with the prior year's period, as the decrease in revenues was exceeded by the decrease in expenses.

         Rental revenues decreased for the three months ended March 31, 1996, due to the expiration of certain leases in accordance with the terms of such leases subsequent to the prior year's period (some of which were renewed at lower lease rates in accordance with current market conditions), as well as the sale or disposition of certain equipment during and subsequent to the prior year's period. Equipment subject to operating leases decreased from approximately $4,786,000 at March 31, 1995 to approximately $3,148,000 at March 31, 1996 (both amounts at original acquisition cost) due to the sale or disposition of equipment, which is consistent with the Partnership's decision, in 1992, to cease reinvestment in additional equipment and commence the liquidation of the Partnership.

         Costs and expenses decreased in the three months ended March 31, 1996 in comparison to the prior year as follows: (i) fees to affiliates decreased due to the reduction in equipment management fees as a result of a decrease in rentals (as defined, which include operating and financing leases) on which such fees are based, as well as to the decrease in partnership management fees resulting from a reduction in the distribution of cash from operations generated during the current year's period; and (ii) depreciation expense decreased due to the elimination of depreciation expense resulting from the sale or disposition of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. Additionally, during the three months ended March 31, 1996 the Partnership recorded provisions for equipment impairment of $75,000 to recognize the loss in value of certain equipment, as compared to provisions of $90,000 recorded during the prior year's period.

         Net gains recognized in connection with the disposition of equipment were $39,185 during the current year period as compared to the net gain recognized of $12,329 during the prior year period.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:  None
(b)   Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               National Lease Income Fund 7 L.P.
                      By:      ALI Equipment Management Corp.
                               Managing General Partner



                      /S/      Douglas J. Lambert
                               --------------------------------------------
                               Douglas J. Lambert
                               President (Principal Executive and Financial
                                Officer)









Date: May 15, 1996