Form 10-Q
period 1996-06-30
NATIONAL LEASE INCOME FUND 7 L P
filed 1996-08-14
CIK 835737

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 7 L.P.

                            FORM 10-Q - JUNE 30, 1996






                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For six months ended
              June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months ended
              June 30, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                        NATIONAL LEASE INCOME FUND 7 L.P.

                                 BALANCE SHEETS

                                                                                       June 30,         December 31,
                                                                                         1996              1995
                                                                                     ------------     -------------
 ASSETS

      Cash and cash equivalents                                                      $    510,287     $     875,344
      Leased equipment
         Accounted for under the financing method                                          50,121           251,308
         Accounted  for  under  the  operating   method,   net
         of   accumulated depreciation of $1,431,835
         and $2,064,024 and allowance for equipment
         impairment of $502,607 and $562,764                                               51,011           113,412
      Other receivables                                                                    14,709            24,424
      Accounts receivable                                                                  11,188            22,640
      Due from affiliates                                                                   5,894              -
                                                                                     ------------     -------------
                                                                                     $    643,210     $   1,287,128
                                                                                     ============     =============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Distributions payable                                                         $     177,110     $     506,030
      Accounts payable and accrued expenses                                                39,191            76,732
      Deferred income                                                                       5,271             6,826
      Due to affiliates                                                                        -              5,488
                                                                                     ------------     -------------
         Total liabilities                                                                221,572           595,076
                                                                                     ------------     -------------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (50,097 units issued
         and outstanding)                                                                  633,423           901,133
      General partners' deficit                                                           (211,785)         (209,081)
                                                                                    --------------    --------------
         Total partners' equity                                                            421,638           692,052
                                                                                    --------------    --------------
                                                                                    $      643,210    $    1,287,128
                                                                                    ==============    ==============

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                            STATEMENTS OF OPERATIONS



                                                                      For the three months ended           For the six months ended
                                                                              June 30,                            June 30,
                                                                      --------------------------           ------------------------
                                                                        1996              1995              1996              1995
                                                                      --------          --------          --------          --------
Revenues
     Rental ................................................          $170,124          $283,403          $362,488          $591,604
     Interest
        Other ..............................................             6,729            12,838            15,733            27,039
        Financing leases ...................................             3,536            12,248             7,712            26,996
     Other operating income ................................                31                59               106                59
                                                                      --------          --------          --------          --------
                                                                       180,420           308,548           386,039           645,698
                                                                      --------          --------          --------          --------

Costs and expenses
     Provision for equipment impairment ....................            55,000            75,000           130,000           165,000
     Depreciation ..........................................            28,392           141,779            92,336           296,949
     General and administrative ............................            18,025            35,464            35,316            79,802
     Fees to affiliates ....................................             8,046            23,619            25,218            48,751
     Operating .............................................            20,266             1,787            22,189             5,064
                                                                      --------          --------          --------          --------
                                                                       129,729           277,649           305,059           595,566
                                                                      --------          --------          --------          --------

                                                                        50,691            30,899            80,980            50,132

Gain on disposition of equipment, net ......................             1,594            75,879            40,779            88,208
                                                                      --------          --------          --------          --------

Net income .................................................          $ 52,285          $106,778          $121,759          $138,340
                                                                      ========          ========          ========          ========


Net income attributable to
     Limited partners ......................................          $ 51,762          $105,710          $120,541          $136,957
     General partners
                                                                           523             1,068             1,218             1,383
                                                                      --------          --------          --------          --------
                                                                      $ 52,285          $106,778          $121,759          $138,340
                                                                      ========          ========          ========          ========

 Net income per unit of limited partnership
      interest (50,097 units outstanding)                             $   1.04         $    2.11          $   2.41          $  2.73
                                                                      ========         =========          ========          =======

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                                                               Limited              General                  Total
                                                                               Partners'            Partners'              Partners'
                                                                                Equity               Deficit                Equity
                                                                              ---------             ---------             ---------
Balance, January 1, 1996 .........................................            $ 901,133             $(209,081)            $ 692,052

Net income for the six months
     ended June 30, 1996
                                                                                120,541                 1,218               121,759

Distributions to partners for the six
     months ended June 30, 1996
     ($7.75 per limited partnership unit) ........................             (388,251)               (3,922)             (392,173)
                                                                              ---------             ---------             ---------
Balance, June 30, 1996 ...........................................            $ 633,423             $(211,785)            $ 421,638
                                                                              =========             =========             =========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                                       For the six months ended
                                                                                                              June 30,
                                                                                               ------------------------------------
                                                                                                    1996                     1995
                                                                                               -----------              -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ..................................................................             $   121,759              $   138,340
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Provision for equipment impairment ...................................                 130,000                  165,000
            Depreciation .........................................................                  92,336                  296,949
            Gain on disposition of equipment, net ................................                 (40,779)                 (88,208)
     Changes in assets and liabilities
        Other receivables ........................................................                   9,715                   (1,345)
        Accounts receivable ......................................................                  11,452                   19,873
        Accounts payable and accrued expenses ....................................                 (37,541)                 (19,822)
        Deferred income ..........................................................                  (1,555)                  17,974
        Due to affiliates ........................................................                 (11,382)                  (1,248)
                                                                                               -----------              -----------
               Net cash provided by operating activities .........................                 274,005                  527,513
                                                                                               -----------              -----------

Cash flows from investing activities
     Proceeds from the disposition of equipment,
        including installment sales ..............................................                  41,791                  256,929
     Minimum lease payments received on financing
        leases, net of interest earned ...........................................                  40,240                  137,399
     Other non-operating receipts ................................................                    --                      3,027
                                                                                               -----------              -----------
               Net cash provided by investing activities .........................                  82,031                  397,355
                                                                                               -----------              -----------

Cash flows from financing activities
     Distributions to partners ...................................................                (721,093)                (961,457)
                                                                                               -----------              -----------

Net decrease in cash and cash equivalents ........................................                (365,057)                 (36,589)

Cash and cash equivalents, beginning of period ...................................                 875,344                1,073,028
                                                                                               -----------              -----------
Cash and cash equivalents, end of period .........................................             $   510,287              $ 1,036,439
                                                                                               ===========              ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, related footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 7 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         For operating leases, rental revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred. In addition, rental revenue received on leases that go beyond the firm term (lessee does not supply notice of termination or renewal as required by the lease) is recognized as earned. For the six months ended June 30, 1996 and 1995, rental revenue earned on a month-to-month basis comprised approximately 75% and 22%, respectively, of the total rental revenue recognized.

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

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $14,640.

         The Partnership entered into a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $10,539 and $22,051 for the six months ended June 30, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. For the six months ended June 30, 1996 and 1995, IREG earned partnership management fees of $14,679 and $26,700, respectively.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $175,339 ($3.50 per unit) and $1,771, respectively, at June 30, 1996, were paid in August 1996.

5        EQUIPMENT SALES - 1996

         During the six months ended June 30, 1996, the Partnership sold certain equipment for management information systems, which it had originally purchased for purchase prices aggregating $761,518 inclusive of associated acquisition fees, to various unaffiliated third parties for an aggregate sales price of $41,790. Such equipment had net carrying values aggregating $1,011 (net of allowances for equipment impairment aggregating $129,811 provided for in prior periods with respect to such equipment) when sold.

6        DUE (TO) FROM AFFILIATES

         The amount due (to) from affiliates as of June 30, 1996 and December 31, 1995 represents the following:

                                               June 30,       December 31,
                                                 1996              1995
                                            ------------     -----------
         Equipment management fees          $      3,545     $    (2,516)
         Partnership management fees               2,349          (2,972)
                                            ------------     -----------

                                            $      5,894     $    (5,488)
                                            ============     ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $3.50 per unit of limited partnership interest totaling $177,110 for the quarter ended June 30, 1996, which represented cash from operations of $154,495 generated during the current quarter and sales of $2,605 during the current quarter as well as from reserves generated in prior periods. As of June 30, 1996, the Partnership had operating reserves of approximately $283,000 which was comprised of undistributed cash from operations, as well as general working capital reserves of $250,460.

         Although expense levels have been reduced, the Partnership anticipates that most of its administrative expenses (i.e. accounting and investor services including printing) are fixed and thus will not decrease significantly during the Partnership's future operating period. Other expenses such as insurance and fees to affiliates will decline during such period.

         As of June 30, 1996, the Partnership remained the owner of equipment originally purchased for an aggregate of approximately $3,276,000
         (inclusive of approximately $1,404,000 of equipment originally accounted for as financing leases) of which approximately $1,742,000 is leased on a month-to-month basis (on an original cost basis). Excluding rents on a month-to-month basis and renewals, the leases of equipment (subject to operating leases) with purchase prices aggregating approximately $244,000 and representing approximately 16% of the Partnership's monthly rentals generated during the quarter ended June 30, 1996, are scheduled to expire during the remainder of 1996, unless renewed or remarketed. The Partnership's anticipated cash from operations for the remainder of 1996, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon the remarketing success of the Partnership's equipment including any proceeds generated by the sale of the assets and requirements for operating reserves, if any.

         The Partnership provided additional allowances for equipment impairment of $55,000 for the current quarter to recognize the loss in value with respect to certain equipment remaining as of June 30, 1996, as well as certain leased equipment sold during the quarter ended June 30, 1996. The net carrying values above reflect such provisions.

         Upon the sale of the remaining assets, the Partnership will have liquidated all of its equipment portfolio. The Managing General Partner will then prepare a final accounting of the assets and liabilities and commence the dissolution and termination of the Partnership and make a final distribution to partners.

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

         The Partnership had no outstanding material commitments for equipment acquisitions as of June 30, 1996.

         Results of Operations

         Net income decreased for the quarter and six months ended June 30, 1996 as compared with the prior year's periods, primarily due to the reduction of rental revenues and the reduction of gains recognized on dispositions of equipment in the current year periods, partially offset by the decrease in expenses.

         Rental revenues decreased for the quarter and six months ended June 30, 1996, due to the expiration of certain leases in accordance with the terms of such leases subsequent to the prior year's periods, as well as the sale or disposition of certain equipment during and subsequent to the prior year's period. Equipment subject to operating leases decreased from approximately $4,022,000 at June 30, 1995 to approximately $2,932,000 at June 30, 1996 (both amounts at original acquisition cost) due to the sale or disposition of equipment, which is consistent with the Partnership's decision, in 1992, to cease reinvestment in additional equipment and commence the liquidation of the Partnership.

         Costs and expenses decreased in the quarter and six months ended June 30, 1996 in comparison to the prior year as follows: (i) fees to affiliates decreased due to the reduction in equipment management fees as a result of a decrease in rentals (as defined, which include operating and financing leases) on which such fees are based, as well as to the decrease in partnership management fees resulting from a reduction in the distribution of cash from operations generated during the current year's period; and (ii) depreciation expense decreased due to the elimination of depreciation expense resulting from the sale or disposition of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. Additionally, the Partnership recorded provisions for equipment impairment of $55,000 to recognize the loss in value of certain equipment for the quarter ended June 30, 1996 compared to $75,000 for the comparable prior year's period. During the six months ended June 30, 1996 the Partnership recorded provisions for equipment impairment of $130,000 as compared to provisions of $165,000 recorded during the prior year's period.

         Net gains recognized in connection with the disposition of equipment were $1,594 and $40,779 during the current quarter and six month period ended June 30, 1996 as compared to the net gains recognized of $75,879 and $88,208 during the prior year periods.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K






(a)               Exhibits:  None
(b)               Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               National Lease Income Fund 7 L.P.
                                               ---------------------------------
                                        By:    ALI Equipment Management Corp.
                                               Managing General Partner



                                        /S/    Douglas J. Lambert
                                               ------------------
                                               Douglas J. Lambert
                                               President (Principal Executive
                                               and Financial Officer)























Date: August 13, 1996