Form 10-Q
period 1996-09-30
NATIONAL LEASE INCOME FUND 7 L P
filed 1996-11-14
CIK 835737

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 7 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1996 and December 31, 1995


        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995


        STATEMENT OF PARTNERS' EQUITY - For nine months ended
             September 30, 1996


        STATEMENTS OF CASH FLOWS - For the nine months ended
             September 30, 1996 and 1995


        NOTES TO FINANCIAL STATEMENTS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          NATIONAL LEASE INCOME FUND 7 L.P.

                                   BALANCE SHEETS


                                                         September 30,  December 31,
                                                             1996          1995
                                                         -----------    -----------
ASSETS

     Cash and cash equivalents .......................   $   482,789    $   875,344
     Leased equipment
        Accounted for under the financing method .....        29,023        251,308
        Accounted for under the operating method, net
            and accumulated depreciation of $1,450,353
            and $2,064,024 and allowance for equipment
            impairment of $502,998 and $562,764 ......        25,693        113,412
     Accounts receivable .............................        26,491         22,640
     Other receivables ...............................        15,866         24,424
                                                         -----------    -----------

                                                         $   579,862    $ 1,287,128
                                                         ===========    ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...........................   $   177,111    $   506,030
     Accounts payable and accrued expenses ...........        38,496         76,732
     Deferred income .................................         5,271          6,826
     Due to affiliates ...............................           691          5,488
                                                         -----------    -----------

        Total liabilities ............................       221,569        595,076
                                                         -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (50,097 units issued
        and outstanding) .............................       570,711        901,133
     General partners' deficit .......................      (212,418)      (209,081)
                                                         -----------    -----------

        Total partners' equity .......................       358,293        692,052
                                                         -----------    -----------

                                                         $   579,862    $ 1,287,128
                                                         ===========    ===========

See notes to financial statements.

                                                  NATIONAL LEASE INCOME FUND 7 L.P.

                                                      STATEMENTS OF OPERATIONS


                                                                      For the three months ended          For the nine months ended
                                                                             September 30,                       September 30,
                                                                      --------------------------          --------------------------
                                                                        1996              1995              1996              1995
                                                                      --------          --------          --------          --------
Revenues
     Rental ................................................          $155,716          $267,787          $518,204          $859,391
     Interest
        Other ..............................................             6,200            12,370            21,933            39,409
        Financing leases ...................................             2,878             9,507            10,590            36,503
     Other operating income ................................               677               128               783               187
                                                                      --------          --------          --------          --------

                                                                       165,471           289,792           551,510           935,490
                                                                      --------          --------          --------          --------
Costs and expenses
     Provision for equipment impairment ....................              --              60,000           130,000           225,000
     Depreciation ..........................................            25,319           122,245           117,655           419,194
     General and administrative ............................            16,051            26,816            51,367           106,618
     Fees to affiliates ....................................            11,586            22,200            36,804            72,251
     Operating .............................................             1,160            10,516            23,349            14,280
                                                                      --------          --------          --------          --------

                                                                        54,116           241,777           359,175           837,343
                                                                      --------          --------          --------          --------

                                                                       111,355            48,015           192,335            98,147

Gain on disposition of equipment, net ......................             2,410             2,559            43,189            90,767
                                                                      --------          --------          --------          --------

Net income .................................................          $113,765          $ 50,574          $235,524          $188,914
                                                                      ========          ========          ========          ========
Net income attributable to
     Limited partners ......................................          $112,627          $ 50,069          $233,169          $187,025
     General partners ......................................             1,138               505             2,355             1,889
                                                                      --------          --------          --------          --------

                                                                      $113,765          $ 50,574          $235,524          $188,914
                                                                      ========          ========          ========          ========
Net income per unit of limited partnership
     interest (50,097 units outstanding) ...................          $   2.25          $   1.00          $   4.65          $   3.73
                                                                      ========          ========          ========          ========

See notes to financial statements.

                                                  NATIONAL LEASE INCOME FUND 7 L.P.

                                                    STATEMENT OF PARTNERS' EQUITY


                                                                               Limited              General                Total
                                                                              Partners'             Partners'             Partners'
                                                                               Equity                Deficit               Equity
                                                                              ---------             ---------             ---------
Balance, January 1, 1996 .........................................            $ 901,133             $(209,081)            $ 692,052

Net income for the nine months
     ended September 30, 1996 ....................................              233,169                 2,355               235,524

Distributions to partners for the nine
     months ended September 30, 1996
     ($11.25 per limited partnership unit) .......................             (563,591)               (5,692)             (569,283)
                                                                              ---------             ---------             ---------

Balance, September 30, 1996 ......................................            $ 570,711             $(212,418)            $ 358,293
                                                                              =========             =========             =========


See notes to financial statements.

                           NATIONAL LEASE INCOME FUND 7 L.P.

                               STATEMENTS OF CASH FLOWS


                                                            For the nine months ended
                                                                   September 30,
                                                           --------------------------
                                                              1996            1995
                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................   $   235,524    $   188,914
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Provision for equipment impairment .........       130,000        225,000
            Depreciation ...............................       117,655        419,194
            Gain on disposition of equipment, net ......       (43,189)       (90,767)
     Changes in assets and liabilities
        Other receivables ..............................         8,558        (15,900)
        Accounts receivable ............................        (3,851)        15,883
        Accounts payable and accrued expenses ..........       (38,236)       (25,251)
        Deferred income ................................        (1,555)        14,381
        Due to affiliates ..............................        (4,797)        (3,604)
                                                           -----------    -----------

               Net cash provided by operating activities       400,109        727,850
                                                           -----------    -----------

Cash flows from investing activities
     Proceeds from the disposition of equipment,
        including installment sales ....................        44,200        259,488
     Minimum lease payments received on financing
        leases, net of interest earned .................        61,338        187,061
     Other non-operating receipts ......................          --          (14,288)
                                                           -----------    -----------

               Net cash provided by investing activities       105,538        432,261
                                                           -----------    -----------

Cash flows from financing activities
     Distributions to partners .........................      (898,202)    (1,442,186)
                                                           -----------    -----------

Net decrease in cash and cash equivalents ..............      (392,555)      (282,075)

Cash and cash equivalents, beginning of period .........       875,344      1,073,028
                                                           -----------    -----------

Cash and cash equivalents, end of period ...............   $   482,789    $   790,953
                                                           ===========    ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 7 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, related footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 7 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         For operating leases, rental revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred. In addition, rental revenue received on leases that go beyond the firm term (lessee does not supply notice of termination or renewal as required by the lease) is recognized as earned. For the nine months ended September 30, 1996 and 1995, rental revenue earned on a month-to-month basis comprised approximately 78% and 24%, respectively, of the total rental revenue recognized.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp., ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Fourth Group Partners was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $20,940.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. including its interests in Equipment Management, the Corporate General Partner and IREG, through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has entered into a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $14,852 and $30,551 for the nine months ended September 30, 1996 and 1995, respectively.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. For the nine months ended September 30, 1996 and 1995, IREG earned partnership management fees of $21,952 and $41,700, respectively.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $175,340 ($3.50 per unit) and $1,771 respectively, at September 30, 1996, were paid in November 1996.

5        EQUIPMENT SALES - 1996

         During the nine months ended September 30, 1996, the Partnership sold certain equipment for management information systems, which it had originally purchased for purchase prices aggregating $867,103 inclusive of associated acquisition fees, to various unaffiliated third parties for an aggregate sales price of $44,200. Such equipment had net carrying values aggregating $1,011 (net of allowances for equipment impairment aggregating $134,766 provided for in prior periods with respect to such equipment) when sold.

6        DUE TO AFFILIATES

         The amount due to affiliates as of September 30, 1996 and December 31, 1995 represents the following:

                                                       September 30,    December 31,
                                                           1996            1995
                                                       -------------    ------------
Equipment management fees ......................          $  615          $2,516
Partnership management fees ....................              76           2,972
                                                          ------          ------

                                                          $  691          $5,488
                                                          ======          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $3.50 per unit of limited partnership interest totaling $177,111 for the quarter ended September 30, 1996, which represented cash from operations of $157,095 generated during the current quarter and sales of $2,410 during the current quarter as well as from reserves generated in prior periods. As of September 30, 1996, the Partnership had operating reserves of approximately $265,500 which was comprised of undistributed cash from operations, as well as general working capital reserves of $250,460.

         Although expense levels have been reduced, the Partnership anticipates that most of its administrative expenses (i.e. accounting and investor services including printing) are fixed and thus will not decrease significantly during the Partnership's future operating period. Other expenses such as insurance and fees to affiliates will decline during such period.

         As of  September  30,  1996,  the  Partnership  remained  the  owner of equipment originally purchased for an aggregate of approximately $3,171,000 (inclusive of approximately $1,404,000 of equipment originally accounted for as financing leases) of which approximately $1,436,000 is leased on a month-to-month basis (on an original cost basis). Excluding rents on a month-to-month basis and renewals, the leases of equipment (subject to operating leases) with purchase prices aggregating approximately $214,000 and representing approximately 16% of the Partnership's monthly rentals generated during the quarter ended September 30, 1996, are scheduled to expire during the remainder of 1996, unless renewed or remarketed. The Partnership's anticipated cash from operations for the remainder of 1996, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon the remarketing success of the Partnership's equipment including any proceeds generated by the sale of the assets and requirements for operating reserves, if any.

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

         The Partnership had no outstanding material commitments for equipment acquisitions as of September 30, 1996.

         Results of Operations

         Net income increased for the quarter and nine months ended September 30, 1996 as compared with the prior year's periods, primarily due to the reduction of rental revenues and the reduction of gains recognized on dispositions of equipment in the current year periods, more than offset by the decrease in expenses.

         Rental revenues decreased for the quarter and nine months ended September 30, 1996, due to the expiration of certain leases in accordance with the terms of such leases subsequent to the prior year's periods, as well as the sale or disposition of certain equipment during and subsequent to the prior year's period. Equipment subject to operating leases decreased from approximately $4,016,000 at September 30, 1995 to approximately $1,979,000 at September 30, 1996 (both amounts at original acquisition cost) due to the sale or disposition of equipment, which is consistent with the Partnership's decision, in 1992, to cease reinvestment in additional equipment and commence the liquidation of the Partnership.

         Costs and expenses decreased in the quarter and nine months ended September 30, 1996 in comparison to the prior year as follows: (i) fees to affiliates decreased due to the reduction in equipment management fees as a result of a decrease in rentals (as defined, which include operating and financing leases) on which such fees are based, as well as to the decrease in partnership management fees resulting from a reduction in the distribution of cash from operations generated during the current year's period; and (ii) depreciation expense decreased due to the elimination of depreciation expense resulting from the sale or disposition of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. Additionally, the Partnership did not record a provision for equipment impairment to recognize the loss in value of certain equipment for the quarter ended September 30, 1996 compared to $60,000 for the comparable prior year's period. During the nine months ended September 30, 1996 the Partnership recorded provisions for equipment impairment of $130,000 as compared to provisions of $225,000 recorded during the prior year's period.

         Net gains recognized in connection with the disposition of equipment were $2,410 and $43,189 during the current quarter and nine month period ended September 30, 1996 as compared to the net gains recognized of $2,559 and $90,767 during the prior year periods.

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


                                   National Lease Income Fund 7 L.P.
                          By:      ALI Equipment Management Corp.
                                   Managing General Partner



                          /S/      Douglas J. Lambert
                                   -----------------------------------
                                   Douglas J. Lambert
                                   President (Principal Executive and
                                     Financial Officer)





Date: November 12, 1996